Form 10-Q
period 1996-03-31
PUBLIC STORAGE PROPERTIES XII INC
filed 1996-05-13
CIK 869795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------   ---------------------

Commission File Number 1-10710

                       PUBLIC STORAGE PROPERTIES XII, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                 95-4300883
- - ------------------------------                          -----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)

        701 Western Ave.
       Glendale, California                                          91201-2349
- - ---------------------------------------                          --------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       --     --

The number of shares outstanding of the Company's classes of common stock as of March 31, 1996:

               1,730,199 shares of $.01 par value Series A shares
                184,453 shares of $.01 par value Series B shares 522,618 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                              Page
                                                              ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at March 31, 1996
    and December 31, 1995                                        2

  Condensed Statements of Income for the three
    months ended March 31, 1996 and 1995                         3

  Condensed Statement of Shareholders' Equity for the
    three months ended March 31, 1996                            4

  Condensed Statements of Cash Flows for the
    three months ended March 31, 1996 and 1995                   5

  Notes to Condensed Financial Statements                      6-7

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              8-10


PART II.  OTHER INFORMATION                                     11

                       PUBLIC STORAGE PROPERTIES XII, INC.
                            CONDENSED BALANCE SHEETS


                                                                                    March 31,           December 31,
                                                                                      1996                   1995
                                                                                 -------------          -----------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                       $      990,000      $     1,406,000
Rent and other receivables                                                              18,000               15,000
Prepaid expenses                                                                       200,000              279,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     25,146,000           25,127,000
      Land                                                                          13,968,000           13,968,000
                                                                                 -------------          -----------
                                                                                    39,114,000           39,095,000

      Less accumulated depreciation                                                (11,146,000)         (10,869,000)
                                                                                 -------------         ------------
                                                                                    27,968,000           28,226,000
                                                                                 -------------         ------------

           Total assets                                                           $ 29,176,000          $29,926,000
                                                                                  ============          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                  $    668,000         $    737,000
Dividends payable                                                                      632,000            1,255,000
Advance payments from renters                                                          269,000              258,000


Shareholders' equity:
      Series A common, $.01 par value,
           2,828,929 shares authorized,
           1,730,199 shares issued and
           outstanding (1,746,099 shares
           outstanding in 1995)                                                         17,000               17,000
      Convertible Series B common,
           $.01 par value, 184,453 shares
           authorized, issued and outstanding                                            2,000                2,000
      Convertible Series C common,
           $.01 par value, 522,618 shares
           authorized, issued and outstanding                                            5,000                5,000

      Paid-in-capital                                                               31,050,000           31,361,000
      Cumulative income                                                             25,379,000           24,505,000
      Cumulative distributions                                                     (28,846,000)         (28,214,000)
                                                                                   ------------        -------------

      Total shareholders' equity                                                    27,607,000           27,676,000
                                                                                  ------------         ------------

Total liabilities and shareholders' equity                                         $29,176,000         $ 29,926,000
                                                                                   ===========         ============

                       PUBLIC STORAGE PROPERTIES XII, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                           Three Months Ended
                                                                                               March 31
                                                                                -----------------------------------
                                                                                    1996                 1995
                                                                                --------------       --------------

REVENUES:

Rental income                                                                       $1,760,000           $1,672,000
Interest income                                                                          6,000               10,000
                                                                                --------------       --------------

                                                                                     1,766,000            1,682,000
                                                                                --------------       --------------


COSTS AND EXPENSES:

Cost of operations                                                                     475,000              452,000
Management fees paid to affiliates                                                      94,000               98,000
Depreciation                                                                           277,000              273,000
Administrative                                                                          46,000               53,000
                                                                                --------------       --------------

                                                                                       892,000              876,000
                                                                                --------------        -------------

NET INCOME                                                                       $     874,000         $    806,000
                                                                                 =============         ============


Primary earnings per share - Series A                                                    $0.47                $0.41
                                                                                         =====                =====
Fully diluted earnings per share - Series A                                              $0.36                $0.32
                                                                                         =====                =====

Dividends declared per share:
   Series A                                                                              $0.33                $0.33
                                                                                         =====                =====
   Series B                                                                              $0.33                $0.33
                                                                                         =====                =====

Weighted average Common shares outstanding:
   Primary - Series A                                                                1,734,332            1,806,366
                                                                                     =========            =========
   Fully diluted - Series A                                                          2,441,403            2,513,437
                                                                                     =========            =========


                             See accompanying notes.
                                        2


                       Public Storage Properties XII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                   Convertible        Convertible
                                               Series A               Series B          Series C
                                          Shares      Amount      Shares    Amount    Shares   Amount
                                         ---------    -------    -------   ------    -------  ------

Balances at December 31, 1995            1,746,099    $17,000    184,453   $2,000    522,618  $5,000

Net income                                 -          -          -        -          -        -
Repurchase of shares                       (15,900)   -          -        -          -        -

Cash distributions declared:
 $.33 per share - Series A                 -          -          -        -           -        -
 $.33 per share - Series B                 -          -          -        -           -        -
                                         ---------    -------    -------   ------    -------  ------


Balances at March 31, 1996               1,730,199    $17,000    184,453   $2,000    522,618  $5,000
                                         =========    =======    =======   ======    =======  ======


                       Public Storage Properties XII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                          Cumulative                         Total
                                            Paid-in          Net           Cumulative     Shareholders'
                                            Capital        Income          Distributions     Equity
                                          -----------     -----------     ------------     -----------

Balances at December 31, 1995             $31,361,000     $24,505,000     ($28,214,000)    $27,676,000

Net income                                    -               874,000            -             874,000
Repurchase of shares                         (311,000)         -                 -            (311,000)

Cash distributions declared:
 $.33 per share - Series A                    -                -              (571,000)       (571,000)
 $.33 per share - Series B                    -                -               (61,000)        (61,000)
                                          -----------     -----------     ------------     -----------



Balances at March 31, 1996                $31,050,000     $25,379,000     ($28,846,000)    $27,607,000
                                          ===========     ===========     ============     ===========

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XII, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three Months Ended

                                                                                             March 31,
                                                                                 --------------------------------
                                                                                       1996                 1995
                                                                                 --------------     --------------
Cash flows from operating activities:

      Net income                                                                $      874,000        $     806,000

      Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                                   277,000              273,000
        Increase in rent and other receivables                                          (3,000)              (5,000)
        Amortization of prepaid management fees                                         79,000              -
        Decrease in prepaid expenses                                                    -                     1,000
        Decrease in accounts payable                                                   (69,000)             (82,000)
        Increase (decrease) in advance payments from renters                            11,000              (16,000)
                                                                                --------------        --------------

           Total adjustments                                                           295,000              171,000
                                                                                --------------        -------------

           Net cash provided by operating activities                                 1,169,000              977,000
                                                                                 -------------        -------------

Cash flows from investing activities:

      Additions to real estate facilities                                              (19,000)             (28,000)
                                                                                  ------------        --------------

           Net cash used in investing activities                                       (19,000)             (28,000)
                                                                                  -------------       --------------

Cash flows from financing activities:

      Distributions paid to shareholders                                            (1,255,000)            (661,000)
      Purchase of Company Series A common stock                                       (311,000)            (284,000)
                                                                                ---------------        -------------

           Net cash used in financing activities                                    (1,566,000)            (945,000)
                                                                                 -------------         ------------

Net  (decrease) increase in cash and cash equivalents                                 (416,000)               4,000

Cash and cash equivalents at the beginning of the period                             1,406,000            1,087,000
                                                                                 -------------         ------------

Cash and cash equivalents at the end of the period                               $     990,000         $  1,091,000
                                                                                 =============         ============



                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XII, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. In February 1996, the Company's Board of Directors authorized the Company to obtain a line of credit facility for a maximum of $2,000,000 for working capital purposes, including the repurchase of the Company's stock.

        In April 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on December 31, 1997. Interest is payable monthly until maturity. Commencing on January 31, 1998, principal will be payable monthly in eleven installments equal to one forty-eighth of the outstanding principal amount of the line of credit on December 31, 1997. On December 31, 1998, the remaining unpaid principal and interest is due and payable.


5. In 1995, the Partnership prepaid eight months of 1996 management fees at a total cost of $210,000. The Partnership expensed $79,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $131,000, is included in other assets in the Balance Sheet at March 31, 1996.

                       PUBLIC STORAGE PROPERTIES XII, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
- - ----------------------

     The Company's net income for the three months ended March 31, 1996 was $874,000 compared to $806,000 for the three months ended March 31, 1995, representing an increase of $68,000 or 8%. This increase is primarily a result of an increase in property net operating income (rental revenue less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the three months ended March 31, 1996 and 1995 was $1,760,000 and $1,672,000, respectively, representing an increase of $88,000. Approximately $35,000 of the increase in rental revenues is attributable to an increase in rental rates and occupancy levels at the Company's four mini-warehouse properties located in Texas. Rental revenues increased by $53,000 at the Company's business park operations for the three month period ended March 31, 1996 compared to the same period in 1995. This increase was mainly due to an increase in rental rates and occupancy levels at all three of the Company's business park facilities.

     The Company's mini-warehouse operations had weighted average occupancy levels of 88.3% and 90.0% for the three month periods ended March 31, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 97.4% and 93.3% for the three month periods ended March 31, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) increased to $846,000 from $823,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $23,000. This increase is mainly attributable to an increase in snow removal cost. Snow removal cost increased due to higher than normal snow levels in the Company's eastern states facilities.

    In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Company expensed $79,000 of prepaid management fees. The amount is included in management fees paid to affiliate in the condensed statement of income. As a result of the prepayment, the Company saved approximately $8,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

     Cash flows from operating activities ($1,169,000 for the three months ended March 31, 1996) and cash reserves from the Company's credit facility discussed below were sufficient to meet all current obligations of the Company including a regular distribution of $.31 per Series A and Series B common share ($632,000 in aggregate for the three months ended March 31, 1996).

     The Company's Board of Directors has authorized the Company to purchase up to 500,000 shares of Series A common stock. The Company has repurchased 391,013 shares of Series A common stock, of which 15,900 shares were purchased in the first quarter of 1996.

     The bylaws of the Company provide that, during 1997, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

     In April 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on December 31, 1997. Interest is payable monthly until maturity. Commencing on January 31, 1998, principal will be payable monthly in eleven installments equal to one forty-eighth of the outstanding principal amount on the line of credit at December 31, 1997. On December 31, 1998, the remaining unpaid principal and interest is due and payable.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $1,168,000. Supplemental Information.

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the three months ended March 31, 1996 and 1995 was $1,151,000 and $1,079,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6       Exhibits and Reports on Form 8-K

             (a) The following Exhibit is included herein:

                 (27) Financial Data Schedule

             (b)  Form 8 - K

                  None.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DATED: May 13, 1996

                                            PUBLIC STORAGE PROPERTIES XII, INC.



                                            BY:    /s/ Ronald L. Havner, Jr.
                                                  ---------------------------
                                                   Ronald L. Havner, Jr.
                                                   Vice President and
                                                   Chief Financial Officer
                                       11