Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES XII INC
filed 1996-08-13
CIK 869795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ------------------

Commission File Number 1-10710
                       -------

                       PUBLIC STORAGE PROPERTIES XII, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                           95-4300883
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

       701 Western Avenue
       Glendale, California                                     91201-2349
- -------------------------------                       -------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

               1,730,099 shares of $.01 par value Series A shares
                184,453 shares of $.01 par value Series B shares 522,618 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at June 30, 1996
    and December 31, 1995                                                      2

  Condensed Statements of Income for the three and six
    months ended June 30, 1996 and 1995                                        3

  Condensed Statement of Shareholders' Equity for the
    six months ended June 30, 1996                                             4

  Condensed Statements of Cash Flows for the
    six months ended June 30, 1996 and 1995                                    5

  Notes to Condensed Financial Statements                                    6-8

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                           9-11


PART II.  OTHER INFORMATION                                                12-13

                       PUBLIC STORAGE PROPERTIES XII, INC.
                            CONDENSED BALANCE SHEETS

                                                                                     June 30,            December 31,
                                                                                      1996                 1995
                                                                                 -------------         ------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                        $   1,452,000           $1,406,000
Rent and other receivables                                                              25,000               15,000
Prepaid expenses                                                                       159,000              279,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     25,210,000           25,127,000
      Land                                                                          13,968,000           13,968,000
                                                                                 -------------         ------------
                                                                                    39,178,000           39,095,000

      Less accumulated depreciation                                                (11,425,000)         (10,869,000)
                                                                                 -------------         ------------
                                                                                    27,753,000           28,226,000
                                                                                 -------------         ------------

Total assets                                                                     $  29,389,000          $29,926,000
                                                                                 =============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                 $     603,000         $    737,000
Dividends payable                                                                      632,000            1,255,000
Advance payments from renters                                                          272,000              258,000

Shareholders' equity:
      Series A common, $.01 par value,
           2,828,929 shares authorized,
           1,730,099 shares issued and
           outstanding (1,746,099 shares
           issued and outstanding in 1995)                                              17,000               17,000
      Convertible Series B common,
           $.01 par value, 184,453 shares
           authorized, issued and outstanding                                            2,000                2,000
      Convertible Series C common,
           $.01 par value, 522,618 shares
           authorized, issued and outstanding                                            5,000                5,000

      Paid-in-capital                                                               31,050,000           31,361,000
      Cumulative income                                                             26,286,000           24,505,000
      Cumulative distributions                                                     (29,478,000)         (28,214,000)
                                                                                 -------------         ------------

      Total shareholders' equity                                                    27,882,000           27,676,000
                                                                                 -------------         ------------

Total liabilities and shareholders' equity                                       $  29,389,000         $ 29,926,000
                                                                                 =============         ============

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XII, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Three Months Ended                          Six Months Ended
                                                      June 30,                                   June 30,
                                          ----------------------------------        ----------------------------------
                                                1996                 1995                 1996                  1995
                                          -------------       --------------        -------------        -------------

REVENUES:

Rental income                             $   1,785,000       $    1,763,000        $   3,545,000        $   3,435,000
Interest income                                   9,000               15,000               15,000               25,000
                                          -------------       --------------        -------------        -------------
                                              1,794,000            1,778,000            3,560,000            3,460,000
                                          -------------       --------------        -------------        -------------

COSTS AND EXPENSES:

Cost of operations                              468,000              437,000              943,000              889,000
Management fees
  paid to affiliates                             94,000              103,000              188,000              201,000
Depreciation                                    279,000              275,000              556,000              548,000
Administrative                                   46,000               43,000               92,000               96,000
                                          -------------       --------------        -------------        -------------
                                                887,000              858,000            1,779,000            1,734,000
                                          -------------       --------------        -------------        -------------

NET INCOME                                $     907,000       $      920,000        $   1,781,000        $   1,726,000
                                          =============       ==============        =============        =============

Earnings per share:

  Primary - Series A                             $0.49                 $0.48                $0.96                $0.89
                                          =============       ==============        =============        =============
  Fully diluted - Series A                       $0.37                 $0.37                $0.73                $0.69
                                          =============       ==============        =============        =============

Dividends declared per share:

  Series A                                       $0.33                 $0.33                $0.66                $0.66
                                          =============       ==============        =============        =============
  Series B                                       $0.33                 $0.33                $0.66                $0.66
                                          =============       ==============        =============        =============

Weighted average common shares outstanding:

  Primary - Series A                          1,730,099            1,787,966            1,732,166            1,797,166
                                          =============       ==============        =============        =============
  Fully diluted - Series A                    2,437,170            2,495,037            2,439,237            2,504,237
                                          =============       ==============        =============        =============

                             See accompanying notes.

                       Public Storage Properties XII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                   Convertible          Convertible
                                               Series A               Series B           Series C         Paid-in
                                          Shares      Amount      Shares    Amount    Shares   Amount     Capital
                                         ---------    -------    -------   ------    -------  ------    -----------


Balances at December 31, 1995            1,746,099    $17,000    184,453   $2,000    522,618  $5,000    $31,361,000

Net income                                       -          -          -        -          -       -              -
Repurchase of shares                       (16,000)         -          -        -          -       -       (311,000)

Cash distributions declared:
 $.66 per share - Series A                       -          -          -        -          -       -              -
 $.66 per share - Series B                       -          -          -        -          -       -              -
                                         ---------    -------    -------   ------    -------  ------    -----------

Balances at June 30, 1996                1,730,099    $17,000    184,453   $2,000    522,618  $5,000    $31,050,000
                                         =========    =======    =======   ======    =======  ======    ===========

                       Public Storage Properties XII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                    Cumulative                         Total
                                       Net         Cumulative     Shareholders'
                                     Income       Distributions     Equity
                                  -----------     -------------    -----------


Balances at December 31, 1995     $24,505,000     ($28,214,000)    $27,676,000

Net income                          1,781,000                -       1,781,000
Repurchase of shares                        -                -        (311,000)

Cash distributions declared:
 $.66 per share - Series A                  -       (1,142,000)     (1,142,000)
 $.66 per share - Series B                  -         (122,000)       (122,000)
                                  -----------     -------------    -----------

Balances at June 30, 1996         $26,286,000     ($29,478,000)    $27,882,000
                                  ===========     ============     ===========


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XII, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                  -------------------------------------
                                                                                       1996                 1995
                                                                                  ----------------     ----------------

Cash flows from operating activities:

      Net income                                                                 $   1,781,000       $    1,726,000

      Adjustments to  reconcile
           net income to net cash
           provided  by  operating activities:

        Depreciation                                                                   556,000              548,000
        (Increase) decrease in rent and other receivables                              (10,000)               2,000
        Amortization of prepaid management fees                                        158,000                    -
        (Increase) decrease in prepaid expenses                                        (38,000)               1,000
        Decrease in accounts payable                                                  (134,000)             (56,000)
        Increase (decrease) in advance payments from renters                            14,000              (13,000)
                                                                                  ----------------     ----------------

           Total adjustments                                                           546,000              482,000
                                                                                  ----------------     ----------------

           Net cash provided by operating activities                                 2,327,000            2,208,000
                                                                                  ----------------     ----------------

Cash flows from investing activities:

      Additions to real estate facilities                                              (83,000)             (74,000)
                                                                                  ----------------     ----------------

           Net cash used in investing activities                                       (83,000)             (74,000)
                                                                                  ----------------     ----------------

Cash flows from financing activities:

      Distributions paid to shareholders                                            (1,887,000)          (1,316,000)
      Purchase of Company Series A common stock                                       (311,000)            (578,000)
                                                                                  ----------------     ----------------

           Net cash used in financing activities                                    (2,198,000)          (1,894,000)
                                                                                  ----------------     ----------------

Net increase in cash
  and cash equivalents                                                                  46,000              240,000

Cash and cash equivalents at
  the beginning of the period                                                        1,406,000            1,087,000
                                                                                  ----------------     ----------------

Cash and cash equivalents at
  the end of the period                                                           $  1,452,000       $    1,327,000
                                                                                  ================      ===============

                             See accompanying notes.
                                        5

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.


4. In February 1996, the Company's Board of Directors authorized the Company to obtain a line of credit facility for a maximum of $2,000,000 for working capital purposes, including the repurchase of the Company's stock.

     In April 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on December 31, 1997. Interest is payable monthly until maturity. Commencing on January 31, 1998, principal will be payable monthly in eleven installments equal to one forty-eighth of the outstanding principal amount of the line of credit on December 31, 1997. On December 31, 1998, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at June 30, 1996.

5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $210,000. The Company expensed $158,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $52,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

6. In June 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by shareholders of the Company who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a shareholder's election, $22.34 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $22.34, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI in the merger will be reduced on a pro rata basis by the amount of cash distributions required to be paid by the Company to its shareholders prior to completion of the merger in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Company's shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $22.34 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at May 31, 1996 (based on an independent appraisal) and the estimated net asset value of its other assets at September 30, 1996. Additional distributions will be made to the Company's shareholders to cause the Company's estimated net asset value as of the date of the merger to be substantially equivalent to its estimated net asset value as of September 30, 1996. Upon the merger, each share of the Company's common stock series B and common stock series C would be converted into the right to receive $17.95 in PSI common stock (valued as in the case of the Company's common stock series A) plus the estimated Required REIT Distributions attributable to the Company's common stock series B of $1.07 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that any merger would close in September 1996. PSI is the Company's mini-warehouse operator and owns 20.65% of the total combined shares of the Company's common stock series A, B and C.

                       PUBLIC STORAGE PROPERTIES XII, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $1,781,000 and $1,726,000, respectively, representing an increase of $55,000 or 3%. Net income for the three months ended June 30, 1996 and 1995 was $907,000 and $920,000, respectively, representing a decrease of $13,000 or 1%. The increase for the six months ended June 30, 1996 is primarily the result of an increase in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense). The decrease for the three months ended June 30, 1996 is mainly due to a decrease in property net operating income.

     Rental income for the six months ended June 30, 1996 and 1995 was $3,545,000 and $3,435,000, respectively, representing an increase of $110,000 or 3%. Rental income for the three months ended June 30, 1996 and 1995 was $1,785,000 and $1,763,000, respectively, representing an increase of $22,000 or 1%. The Company's mini-warehouse properties showed an increase in rental income of $37,000 for the six months ended June 30 1996. Approximately 73% of this increase is attributable to increases in rental income at the Company's four Texas properties primarily as a result of increases in rental rates. Rental income increased by $73,000 and $21,000 at the Company's business park operations for the six and three months ended June 30, 1996, respectively, compared to the same periods in 1995. These increases are mainly due to increases in rental rates and occupancy levels at all three of the Company's business park facilities.

     The Company's mini-warehouse operations had weighted average occupancy levels of 89% and 91% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 96% and 94% for the six month periods ended June 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the six months ended June 30, 1996 and 1995 was $1,687,000 and $1,638,000, respectively, representing an increase of $49,000 or 3%. Cost of operations for the three months ended June 30, 1996 and 1995 was $841,000 and $815,000, respectively, representing an increase of $26,000 or 3%. These increases are primarily due to increases in payroll expense and repairs and maintenance costs. The increase in repairs and maintenance costs is attributable to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's facilities in the eastern states.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $158,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statement of income. As a result of the prepayment, the Company saved approximately $18,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($2,327,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operating activities will be sufficient to fund capital expenditures and quarterly distributions.

     In April 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on December 31, 1997. Interest is payable monthly until maturity. Commencing on January 31, 1998, principal will be payable monthly in eleven installments equal to one forty-eighth of the outstanding principal amount on the line of credit at December 31, 1997. On December 31, 1998, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at June 30, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 500,000 shares of Series A common stock. The Company has repurchased 391,113 shares of Series A common stock, of which 16,000 shares were purchased in the first quarter of 1996.

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

Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $2,337,000 and $2,274,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,186,000 and $1,195,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

Proposed Merger.
- ----------------

     See footnote 6 to financial statements for a discussion of a proposed merger.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are inapplicable.

ITEM 5.  Other Information
         -----------------

         In June 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by shareholders of the Company who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a shareholder's election, $22.34 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $22.34, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI in the merger will be reduced on a pro rata basis by the amount of cash distributions required to be paid by the Company to its shareholders prior to completion of the merger in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Company's shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $22.34 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at May 31, 1996 (based on an independent appraisal) and the estimated net asset value of its other assets at September 30, 1996. Additional distributions will be made to the Company's shareholders to cause the Company's estimated net asset value as of the date of the merger to be substantially equivalent to its estimated net asset value as of September 30, 1996. Upon the merger, each share of the Company's common stock series B and common stock series C would be converted into the right to receive $17.95 in PSI common stock (valued as in the case of the Company's common stock series A) plus the estimated Required REIT Distributions attributable to the Company's common stock series B of $1.07 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that any merger would close in September 1996. PSI is the Company's mini-warehouse operator and owns 20.65% of the total combined shares of the Company's common stock series A, B and C.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         A)  EXHIBITS:  The following exhibits are included herein:
             (2) Agreement and Plan of Reorganization between the Company and PSI. Filed with PSI's Registration Statement No. 333-08791 and incorporated herein by reference.

             (27) Financial Data Schedule

         B)  REPORTS ON FORM 8-K
              A Form 8-K dated June 20, 1996 was filed on June 25, 1996, which reported under Item 5 that the Company and PSI had agreed, subject to certain conditions, to merge.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DATED: August 13, 1996

                             PUBLIC STORAGE PROPERTIES XII, INC.



                             BY:    /s/ Ronald L. Havner, Jr.
                                    --------------------------
                                    Ronald L. Havner, Jr.
                                    Senior Vice President and
                                      Chief Financial Officer